Form 10QSB
period 2001-09-30
COMMONWEALTH BANKSHARES CAPITAL TRUST I
filed 2001-11-27
CIK 1162313

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001         Commission File No. _______________


                    COMMONWEALTH BANKSHARES CAPITAL TRUST I
            (Exact name of registrant as specified in its charter)

               Delaware                                     5l-6519143
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


                   403 Boush Street, Norfolk, Virginia 23510
          (Address of Principal Executive Offices)                (Zip Code)


                                 (757) 446-6900
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ .
                                       ---

     As of November 10, 2001 the Registrant had 45,063 shares of its Common Securities outstanding.

     *This Form 10-Q also covers 1,457,000 shares of the Registrant's 8% Convertible Preferred Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on July 23, 2001.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements.  (See Note Below)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Commonwealth Bankshares Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust and a first amendment to the amended and restated declaration of trust (the "Declaration"), and the filing of a certificate of trust with the Delaware Secretary of State on November 15, 2000. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of 8% Convertible Preferred Securities (the "Preferred Securities") and common securities (the "Common Securities," and together with the Preferred Securities, the "Trust Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the "Junior Subordinated Debt Securities") of Commonwealth Bankshares, Inc., a Virginia corporation (the "Corporation"), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust's sole assets are the Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $225,315 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, and by $7,285,000 aggregate liquidation amount of Preferred Securities. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.

     On July 27, 2001 and August 9, 2001, the Trust invested the proceeds from the sale and issuance of the Trust Securities in the Junior Subordinated Debt Securities. The Trust's ability to pay distributions to the holders of the Preferred Securities is dependent on its receipt of distributions on the Junior Subordinated Debt Securities from the Corporation. Therefore, upon the receipt by the Trust of payments from the Corporation, the Trust will pass through such payments to the holders of the Preferred Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (See Note Below)

     NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000, and the Corporation's Quarterly Report on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 403 Boush Street, Norfolk, Virginia 23510.

                                     PART II
                                OTHER INFORMATION

Item l.   Legal Proceedings.

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               99.1 Final Prospectus, dated July 23, 2001, of Commonwealth Bankshares Capital Trust I and Commonwealth Bankshares, Inc.

          (b)  Reports on Form 8-K.

               None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMMONWEALTH BANKSHARES
                                             CAPITAL TRUST I
                                             (Registrant)

Date:  November 14, 2001                    By: /s/ Edward J. Woodard, Jr.
                ---                            ----------------------------
                                                   Edward J. Woodard, Jr.
                                                   Administrative Trustee


Date: November 14, 2001                     By: /s/ John H. Gayle
               ---                             ----------------------------
                                                   John H. Gayle
                                                   Administrative Trustee