Form 10KSB40
period 2001-12-31
COMMONWEALTH BANKSHARES CAPITAL TRUST I
filed 2002-04-01
CIK 1162313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2001     Commission File No. 333-63314-01


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

       Securities registered pursuant to Section 12(b) of the Exchange Act

                                                    Name of Each Exchange
          Title of Each Class                         On which Registered
          -------------------                         -------------------

                 None                                          n/a

       Securities registered pursuant to Section 12(g) of the Exchange Act

                       8% Convertible Preferred Securities
                                (Title of Class)

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

         Indicate by check mark of disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10 K-SB. X
                                ---

         The issuer's gross income for its most recent fiscal year: N/A

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2001: N/A

         As of March 12, 2002 the Registrant had 45,063 shares of its Common Securities outstanding.

         *This Form 10-KSB also covers 1,457,000 shares of the Registrant's 8% Convertible Preferred Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on July 23, 2001.

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

         NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-KSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001, and the Corporation's Quarterly Report on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 403 Boush Street, Norfolk, Virginia 23510.

        The following documents are exhibits to this report:

    4.1 Certificate of Trust of the Trust, included as Exhibit 4.1 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

    4.2 Declaration of Trust between the Company and the Trust, included as Exhibit 4.2 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

    4.3 Form of Amended and Restated Declaration of Trust of the Trust, included as Exhibit 4.3 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

    4.4 Form of Junior Subordinated Indenture between the Company and Wilmington Trust Company, as trustee, included as Exhibit 4.4 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

    4.5 Form of Convertible Security certificate, included as Exhibit 4.5 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

    4.6       Form of Junior Subordinated Debt Securities, included in Exhibit
              4.4 of the Registrants' Registration Statement on Form S-1, Registration No. 333-63344, and incorporated herein by reference.

    4.7 Form of Guarantee Agreement with respect to the Convertible Securities included as Exhibit 4.7 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMMONWEALTH BANKSHARES
                                            CAPITAL TRUST I

                                            (Registrant)

Date: March 29, 2001                        By: /s/ Edward J. Woodard, Jr.
                                               ---------------------------------
                                                  Edward J. Woodard, Jr.
                                                  Administrative Trustee


Date: March 29, 2001                        By: /s/ John H. Gayle
                                               ---------------------------------
                                                  John H. Gayle
                                                  Administrative Trustee

                                 Exhibit Index


    4.1 Certificate of Trust of the Trust, included as Exhibit 4.1 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

    4.2 Declaration of Trust between the Company and the Trust, included as Exhibit 4.2 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

    4.3 Form of Amended and Restated Declaration of Trust of the Trust, included as Exhibit 4.3 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

    4.4 Form of Junior Subordinated Indenture between the Company and Wilmington Trust Company, as trustee, included as Exhibit 4.4 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

    4.5 Form of Convertible Security certificate, included as Exhibit 4.5 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

    4.6       Form of Junior Subordinated Debt Securities, included in Exhibit
              4.4 of the Registrants' Registration Statement on Form S-1, Registration No. 333-63344, and incorporated herein by reference.

    4.7 Form of Guarantee Agreement with respect to the Convertible Securities,included as Exhibit 4.7 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.