Form 10QSB
period 2002-03-31
COMMONWEALTH BANKSHARES CAPITAL TRUST I
filed 2002-05-14
CIK 1162313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002              Commission File No. 333-63314-01

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

     As of May 10, 2002 the Registrant had 45,063 shares of its Common Securities outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (See Note Below)

     NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-Q. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001, and the Corporation's Quarterly Report on Form 10-QSB for the quarters ended June 30, 2001, September 30, 2001, and March 31, 2002 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 403 Boush Street, Norfolk, Virginia 23510.

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

            None.

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

                                               COMMONWEALTH BANKSHARES
                                               CAPITAL TRUST I
                                               (Registrant)


Date: May 13, 2002                       By: /s/ Edward J. Woodard, Jr.
                                            --------------------------------
                                              Edward J. Woodard, Jr.
                                              Administrative Trustee


Date: May 13, 2002                       By: /s/ John H. Gayle
                                            --------------------------------
                                              John H. Gayle
                                              Administrative Trustee