Form 10QSB
period 2002-09-30
COMMONWEALTH BANKSHARES CAPITAL TRUST I
filed 2002-11-14
CIK 1162313

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 333-63314-01

COMMONWEALTH BANKSHARES CAPITAL TRUST I

(Exact name of registrant as specified in its charter)

Delaware	51-6519143

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

403 Boush Street Norfolk, Virginia	23510

(Address of principal executive offices)	(Zip Code)

(757) 446-6900

Issuer’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of November 13, 2002 the Registrant had 45,063 shares of its Common Securities outstanding.

*This Form 10-QSB also covers 1,457,000 shares of the Registrant’s 8% Convertible Preferred Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on July 23, 2001.

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS. (SEE NOTE BELOW)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Commonwealth Bankshares Capital Trust I (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust and a first amendment to the amended and restated declaration of trust (the “Declaration”), and the filing of a certificate of trust with the Delaware Secretary of State on November 15, 2000.  The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of 8% Convertible Preferred Securities (the “Preferred Securities”) and common securities (the “Common Securities,” and together with the Preferred Securities, the “Trust Securities”), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the “Junior Subordinated Debt Securities”) of Commonwealth Bankshares, Inc., a Virginia corporation (the “Corporation”), and (iii) engaging in only those other activities necessary, advisable or incidental thereto.  The Trust’s sole assets are the Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust.  Ownership of the Trust is evidenced by $225,315 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, and by $7,285,000 aggregate liquidation amount of Preferred Securities.  The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities.  Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (SEE NOTE BELOW)

NOTE:    Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful.  Accordingly, financial statements and related financial information have not been included in this Form 10-QSB.  For further information concerning the Corporation, including financial statements and other financial information, see the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2001, and the Corporation’s Quarterly Report on Form 10-QSB for the quarters ended, March 31, 2002, June 30, 2002, and September 30, 2002 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 403 Boush Street, Norfolk, Virginia 23510.

PART II.  OTHER INFORMATION

The management of the Company including Mr. E. J. Woodard, Jr. as Administrative Trustee and Mr. John H. Gayle as Administrative Trustee have evaluated the Company’s disclosure controls and procedures.  Under rules promulgated by the SEC, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that such controls and procedures were effective as of November 13, 2002, the date of the conclusion evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 11, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit 99.1
Exhibit 99.2

Filed herein

(b) Reports on Form 8-K

Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BANKSHARES CAPITAL TRUST I

(Registrant)

Date:	November 13, 2002	/s/ E. J. WOODARD, JR.

E. J. Woodard, Jr. CLBB, Administrative Trustee

Date:	November 13, 2002	/s/ JOHN H. GAYLE

John H. Gayle, Administrative Trustee

4