Form 10KSB
period 2002-12-31
COMMONWEALTH BANKSHARES CAPITAL TRUST I
filed 2003-03-27
CIK 1162313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2002	Commission File No. 333-63314-01

COMMONWEALTH BANKSHARES CAPITAL TRUST I
(Exact name of registrant as specified in its charter)

Delaware	5l-6519143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

403 Boush Street, Norfolk, Virginia	23510
(Address of Principal Executive Offices)	(Zip Code)

(757) 446-6900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Name of Each Exchange On which Registered

None	n/a

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10 K-SB.  ☒

          The issuer’s gross income for its most recent fiscal year: N/A

          The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2002: N/A

          As of March 4, 2003, the Registrant had 45,063 shares of its Common Securities outstanding.

          *This Form 10-KSB also covers 1,457,000 shares of the Registrant’s 8% Convertible Preferred Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on July 23, 2001.

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

          NOTE:  Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful.  Accordingly, financial statements and related financial information have not been included in this Form 10-KSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and the Corporation’s Quarterly Report on Form 10-QSB for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 403 Boush Street, Norfolk, Virginia 23510.

                    The following documents are exhibits to this report:

4.1	Certificate of Trust of the Trust, included as Exhibit 4.1 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.2

Declaration of Trust Between the Company and the Trust, included as Exhibit 4.2 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.3

Form of Amended and Restated Declaration of Trust of the Trust, included as Exhibit 4.3 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.4

Form of Junior Subordinated Indenture between the Company and Wilmington Trust Company, as Trustee, included as Exhibit 4.4 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.5	Form of Convertible Security certificate, included as Exhibit 4.5 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.6	Form of Junior Subordinated Debt Securities, included in Exhibit 4.4 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.7

Form of Guarantee Agreement with respect to the Convertible Securities included as Exhibit 4.7 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTHBANKSHARESCAPITALTRUSTI
(Registrant)

Date: March 27, 2003	By:	/s/ EDWARD J. WOODARD, JR., CLBB

Edward J. Woodard, Jr., CLBB
Administrative Trustee

Date: March 27, 2003	By:	/s/ JOHN H. GAYLE

John H. Gayle
Administrative Trustee

Exhibit Index

4.1	Certificate of Trust of the Trust, included as Exhibit 4.1 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.2

Declaration of Trust Between the Company and the Trust, included as Exhibit 4.2 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.3

Form of Amended and Restated Declaration of Trust of the Trust, included as Exhibit 4.3 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.4

Form of Junior Subordinated Indenture between the Company and Wilmington Trust Company, as Trustee, included as Exhibit 4.4 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.5	Form of Convertible Security certificate, included as Exhibit 4.5 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.6	Form of Junior Subordinated Debt Securities, included in Exhibit 4.4 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.7

Form of Guarantee Agreement with respect to the Convertible Securities included as Exhibit 4.7 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

CERTIFICATION

I, Edward J. Woodard, Jr., CLBB, Chairman, Administrative Trustee certify that:

1. I have reviewed this annual report on Form 10–KSB of Commonwealth Bankshares Capital Trust I, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ E. J. WOODARD, JR. CLBB

E. J. Woodard, Jr. CLBB,
Administrative Trustee

I, John H. Gayle, Administrative, certify that:

1. I have reviewed this annual report on Form 10-KSB of Commonwealth Bankshares Capital Trust I, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this Form annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ JOHN H. GAYLE

John H. Gayle
Administrative Trustee