Form 10QSB
period 2003-03-31
COMMONWEALTH BANKSHARES CAPITAL TRUST I
filed 2003-05-13
CIK 1162313

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 333-63314-01

COMMONWEALTH BANKSHARES CAPITAL TRUST I

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-6519143 (I.R.S. Employer Identification No.)

403 Boush Street Norfolk, Virginia (Address of principal executive offices)	23510 (Zip Code)

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

As of May 9, 2003 the Registrant had 45,063 shares of its Common Securities outstanding.

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

NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-QSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and the Corporation’s Quarterly Report on Form 10-QSB for the quarters ended, March 31, 2003, September 30, 2002, and June 30, 2002 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 403 Boush Street, Norfolk, Virginia 23510.

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Within the 90-day period prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including the Administrative Trustees, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Administrative Trustees concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust (including its consolidated subsidiaries) required to be included in the Trust’s Exchange Act filings.

(b)

There have been no significant changes in the Trust’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Trust carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Bankshares Capital Trust I (Registrant)

Date: May 9, 2003	/s/ E. J. WOODARD, JR.

E. J. Woodard, Jr. CLBB, Administrative Trustee

Date: May 9, 2003	/s/ JOHN H. GAYLE

John H. Gayle, Administrative Trustee

CERTIFICATION

I, Edward J. Woodard, Jr., CLBB, Administrative Trustee certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Commonwealth Bankshares Capital Trust I, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ E. J. WOODARD, JR. CLBB

E. J. Woodard, Jr. CLBB, Administrative Trustee

I, John H. Gayle, Administrative Trustee, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Commonwealth Bankshares Capital Trust I, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ JOHN H. GAYLE

John H. Gayle Administrative Trustee