Form 10QSB
period 2003-06-30
COMMONWEALTH BANKSHARES CAPITAL TRUST I
filed 2003-08-13
CIK 1162313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 13, 2003 the Registrant had 45,063 shares of its Common Securities outstanding.

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

2

filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 403 Boush Street, Norfolk, Virginia 23510.

ITEM 3.	CONTROL PROCEDURES

(a)	Within the 90-day period prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including the Administrative Trustees, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Administrative Trustees concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust (including its consolidated subsidiaries) required to be included in the Trust’s Exchange Act filings.

(b)	There have been no significant changes in the Trust’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Trust carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BANKSHARES CAPITAL TRUST I (Registrant)

Date:	August 13, 2003	/s/ E. J. WOODARD, JR.
E. J. Woodard, Jr. CLBB, Administrative Trustee

Date:	August 13, 2003	/s/ JOHN H. GAYLE
John H. Gayle, Administrative Trustee

4