Form 10QSB
period 2003-09-30
COMMONWEALTH BANKSHARES CAPITAL TRUST I
filed 2003-11-13
CIK 1162313

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 7, 2003 the Registrant had 45,063 shares of its Common Securities outstanding.

*This Form 10-QSB also covers 1,236,960 shares of the Registrant’s 8% Convertible Preferred Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on July 23, 2001.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS. (SEE NOTE BELOW)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Commonwealth Bankshares Capital Trust I (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust and a first amendment to the amended and restated declaration of trust (the “Declaration”), and the filing of a certificate of trust with the Delaware Secretary of State on November 15, 2000. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of 8% Convertible Preferred Securities (the “Preferred Securities”) and common securities (the “Common Securities,” and together with the Preferred Securities, the “Trust Securities”), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the “Junior Subordinated Debt Securities”) of Commonwealth Bankshares, Inc., a Virginia corporation (the “Corporation”), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust’s sole assets are the Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $225,315 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, and by $6,334,300 aggregate liquidation amount of Preferred Securities. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.

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

NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-QSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and the Corporation’s Quarterly Report on Form 10-QSB for the quarters ended, June 30, 2003, March 31, 2003, and September 30, 2002 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 403 Boush Street, Norfolk, Virginia 23510.

2

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

Commonwealth Bankshares Capital Trust I (Registrant)

Date:	November 7, 2003	/s/ E. J. Woodard, Jr.

E. J. Woodard, Jr. CLBB, Administrative Trustee

Date:	November 7, 2003	/s/ John H. Gayle

John H. Gayle, Administrative Trustee

4