Form 10QSB
period 2004-03-31
COMMONWEALTH BANKSHARES CAPITAL TRUST I
filed 2004-05-14
CIK 1162313

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.	Commission File No. 333-63314-01

COMMONWEALTH BANKSHARES CAPITAL TRUST I

(Exact name of small business issuer in its charter)

Delaware	5l-6519143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

403 Boush Street, Norfolk, Virginia	23510
(Address of Principal Executive Offices)	(Zip Code)

(757) 446-6900

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act

8% Convertible Preferred Securities, $5.00 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.  ☒

Issuer’s revenue for the quarter ended March 31, 2004: N/A

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2004: N/A

Shares of common equity outstanding as of March 4, 2004: N/A

*This Form 10-KSB also covers 1,145,635 shares of the Registrant’s 8% Convertible Preferred Securities as of March 31, 2004, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on July 23, 2001.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS. (SEE NOTE BELOW)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Commonwealth Bankshares Capital Trust I (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust and a first amendment to the amended and restated declaration of trust (the “Declaration”), and the filing of a certificate of trust with the Delaware Secretary of State on November 15, 2000. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of 8% Convertible Preferred Securities (the “Preferred Securities”) and common securities (the “Common Securities,” and together with the Preferred Securities, the “Trust Securities”), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the “Junior Subordinated Debt Securities”) of Commonwealth Bankshares, Inc., a Virginia corporation (the “Corporation”), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust’s sole assets are the Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $225,315 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, and by $5,728,175 aggregate liquidation amount of Preferred Securities. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.

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

NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-QSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2003, and the Corporation’s Quarterly Report on Form 10-QSB for the quarters ended March 31, 2004, September 30, 2003, and June 30, 2003 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 403 Boush Street, Norfolk, Virginia 23510.

2

ITEM 3.	CONTROL PROCEDURES

(a)	Within the 90-day period prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including the Administrative Trustees, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Administrative Trustees concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust (including its consolidated subsidiaries) required to be included in the Trust’s Exchange Act filings.

(b)	There have been no significant changes in the Trust’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Trust carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Bankshares Capital Trust I (Registrant)

Date:	May 14, 2004	/s/ E. J. Woodard, Jr. CLBB,
E. J. Woodard, Jr. CLBB, Administrative Trustee

Date:	May 14, 2004	/s/ Cynthia A. Sabol, CPA,
Cynthia A. Sabol, CPA, Administrative Trustee

4