Form 10KSB
period 2004-12-31
COMMONWEALTH BANKSHARES CAPITAL TRUST I
filed 2005-03-31
CIK 1162313

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2004

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

Issuer’s revenue for the fiscal year ended December 31, 2004: N/A

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004: N/A

Shares of common equity outstanding as of March 4, 2005: N/A

*	This Form 10-KSB also covers 1,047,451 shares of the Registrant’s 8% Convertible Preferred Securities as of December 31, 2004, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on July 23, 2001.

Commonwealth Bankshares Capital Trust I (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust and a first amendment to the amended and restated declaration of trust (the “Declaration”), and the filing of a certificate of trust with the Delaware Secretary of State on November 15, 2000. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of 8% Convertible Preferred Securities (the “Preferred Securities”) and common securities (the “Common Securities,” and together with the Preferred Securities, the “Trust Securities”), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the “Junior Subordinated Debt Securities”) of Commonwealth Bankshares, Inc., a Virginia corporation (the “Corporation”), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust’s sole assets are the Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $225,315 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, and by $5,237,255 aggregate liquidation amount of Preferred Securities. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.

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

NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-KSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004, and the Corporation’s Quarterly Report on Form 10-QSB for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 403 Boush Street, Norfolk, Virginia 23510.

The following documents are exhibits to this report:

4.1	Certificate of Trust of the Trust, included as Exhibit 4.1 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.2	Declaration of Trust Between the Company and the Trust, included as Exhibit 4.2 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.3	Form of Amended and Restated Declaration of Trust of the Trust, included as Exhibit 4.3 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.4	Form of Junior Subordinated Indenture between the Company and Wilmington Trust Company, as Trustee, included as Exhibit 4.4 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.5	Form of Convertible Security certificate, included as Exhibit 4.5 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.6	Form of Junior Subordinated Debt Securities, included in Exhibit 4.4 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.7	Form of Guarantee Agreement with respect to the Convertible Securities included as Exhibit 4.7 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

31.1	Certification of Administrative Trustee pursuant to Rule 13a-14(a). *

31.2	Certification of Administrative Trustee pursuant to Rule 13a-14(a). *

32.1	Certification of Administrative Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Administrative Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BANKSHARES CAPITAL TRUST I
(Registrant)

Date: March 29, 2005	By:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Administrative Trustee

Date: March 29, 2005	By:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Administrative Trustee

3

Exhibit Index

4.1	Certificate of Trust of the Trust, included as Exhibit 4.1 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.2	Declaration of Trust Between the Company and the Trust, included as Exhibit 4.2 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.3	Form of Amended and Restated Declaration of Trust of the Trust, included as Exhibit 4.3 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.4	Form of Junior Subordinated Indenture between the Company and Wilmington Trust Company, as Trustee, included as Exhibit 4.4 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.5	Form of Convertible Security certificate, included as Exhibit 4.5 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.6	Form of Junior Subordinated Debt Securities, included in Exhibit 4.4 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.7	Form of Guarantee Agreement with respect to the Convertible Securities included as Exhibit 4.7 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

31.1	Certification of Administrative Trustee pursuant to Rule 13a-14(a). *

31.2	Certification of Administrative Trustee pursuant to Rule 13a-14(a). *

32.1	Certification of Administrative Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Administrative Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.