Form 10KSB
period 2006-12-31
COMMONWEALTH BANKSHARES CAPITAL TRUST I
filed 2007-03-30
CIK 1162313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-63314-01

COMMONWEALTH BANKSHARES CAPITAL TRUST I

(Name of small business issuer in its charter)

Delaware	5l-6519143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

403 Boush Street, Norfolk, Virginia	23510
(Address of Principal Executive Offices)	(Zip Code)

(757) 446-6900

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On which Registered
N/A	None

Securities registered pursuant to Section 12(g) of the Act

8% Convertible Preferred Securities, $5.00 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenue for the fiscal year ended December 31, 2006: N/A

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2006: N/A

Shares of common equity outstanding as of March 1, 2007: N/A

*	This Form 10-KSB also covers the 0 (zero) remaining shares of the Registrant’s 8% Convertible Preferred Securities as of December 31, 2006, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on July 23, 2001.

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

In November 2006, the Corporation called the preferred securities for redemption on December 15, 2006, at the liquidation amount of $5.00 per share. As of December 31, 2006, the Trust was dissolved. As such, this will be the final Securities and Exchange Commission filing. Prior to dissolution, ownership of the Trust was evidenced by the $225,315 aggregate liquidation amount of Common Securities, all of which were held by the Corporation, and by the aggregate liquidation amount of Preferred Securities, which was $4,700,064 as of December 31, 2005.

NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-KSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, and the Corporation’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 403 Boush Street, Norfolk, Virginia 23510.

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

COMMONWEALTH BANKSHARES CAPITAL TRUST I (Registrant)

Date: March 29, 2007	By:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB,
Administrative Trustee

Date: March 29, 2007	By:	/s/ Cynthia A. Sabol, CPA
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

5